Form 10-K
period 1999-12-31
WELLSTONE ACQUISITION CORP
filed 2000-04-14
CIK 1100382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             ------------------------------------------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ___________


                        Commission File Number: 000-28527

                           WELLSTONE ACQUISITION CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                 52-2201502
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

          720 East Front Street
            Lonoke, Arkansas                               72086
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (501) 676-9222

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         Common Stock, $.0001 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

         On April 10, 2000, there were outstanding 5,000,000 shares of the registrant's Common Stock, $.0001 par value.




     DOCUMENTS INCORPORATED BY REFERENCE

     None.

PART I

Item 1. Business.

                                   THE COMPANY

GENERAL

         Wellstone Acquisition Corporation (the "Company") was incorporated on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

         The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

         The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities.

ASPECTS OF A REPORTING COMPANY

         There are certain perceived benefits to being a reporting company. These are commonly thought to include the following:

*    increased visibility in the financial community;

* provision of information required under Rule 144 for trading of eligible securities;

* compliance with a requirement for admission to quotation on the OTC Bulletin Board maintained by Nasdaq or on the Nasdaq SmallCap Market;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising of capital;

* compensation of key employees through stock options for which there may be a market valuation;

*    enhanced corporate image.

         There are also certain perceived disadvantages to being a reporting company. These are commonly thought to include the following:

*    requirement for audited financial statements;

*    required publication of corporate information;

* required filings of periodic and episodic reports with the Securities and Exchange Commission;

* increased rules and regulations governing management, corporate activities and shareholder relations.

COMPARISON WITH INITIAL PUBLIC OFFERING

         Certain private companies may find a business combination more attractive than an initial public offering of their securities. Reasons for this may include the following:

*    inability to obtain underwriter;

*    possible larger costs, fees and expenses;

*    possible delays in the public offering process;

*    greater dilution of their outstanding securities.

         Certain private companies may find a business combination less attractive than an initial public offering of their securities. Reasons for this may include the following:

*    no investment capital raised through a business combination;

*    no underwriter support of after-market trading.

POTENTIAL TARGET COMPANIES

         A business entity, if any, which may be interested in a business combination with the Company may include the following:

* a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

* a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

* a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

* a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

* a foreign company which may wish an initial entry into the United States securities market;

* a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

* a company seeking one or more of the other perceived benefits of becoming a public company.

         A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

         The proposed business activities described herein classify the Company as a "blank check" company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. The Company will not issue or sell additional shares or take any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan and it is no longer classified as a blank check company.

RECENT DEVELOPMENTS

         In March, 2000, the Company entered into an Agreement and Plan of Reorganization among Pet Quarters, Inc., the Company, and the Company's shareholders, by which all of the outstanding shares of the Company's common stock were exchanged for shares of common stock of Pet Quarters. The result of this transaction was that the Company is now a wholly-owned subsidiary of Pet Quarters, Inc. Pet Quarters is a leading internet and catalog seller of pet products to consumers and pet professionals. Pet Quarters common stock is traded on the over-the-counter bulletin board under the symbol "PDEN."

                                    BUSINESS

PLAN OF OPERATION

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company will not restrict its search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

TERMS OF A BUSINESS COMBINATION

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officer and director will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

         It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

         While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

         With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the

Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

         The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

UNDERTAKINGS AND UNDERSTANDINGS OF TARGET COMPANY

         As part of a business combination agreement, the Company intends to obtain certain representations and warranties from a target company as to its conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

         A prospective target company should be aware that the market price and trading volume of the Company's securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in the Company within the United States financial community. The Company does not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in the Company's securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in the Company's securities, which may result in a significant pressure on their market price. The Company may consider the ability and commitment of a target company to actively encourage interest in the Company's securities following a business combination in deciding whether to enter into a transaction with such company.

         A business combination with the Company separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with Company normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. The Company may require assurances from the target company that it has or that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

         Prior to completion of a business combination, the Company may require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

COMPETITION

         The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

EXECUTIVE OFFICES

         The Company's executive offices are located at 720 East Front Street, Lonoke, Arkansas 72086. The Company's telephone number is (501) 676-9222.

Item 2. Properties.

         The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Pet Quarters at no cost to the Company. Pet Quarters has agreed to continue this arrangement until the Company completes a business combination.

Item 3. Legal Proceedings.

         There is no litigation currently pending by or against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company is authorized to issue 100,000,000 shares of Common Stock, $.0001 par value of which 5,000,000 shares were outstanding as of April 10, 2000, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of April 10, 2000.

         The common stock of the Company is not currently traded on any exchange and no established trading market for the Company's common stock currently exists or is expected to develop.

                                  COMMON STOCK

         Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

         Holders of common stock have no preemptive rights to purchase the Company's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

                                 PREFERRED STOCK

         The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, the Company has no plans to issue any preferred stock nor adopt any series, preferences or other classification of preferred stock.

         The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable the holder to block such a transaction, or facilitate a business combination by including voting rights that would provide a required percentage vote of the stockholders. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of the holders of the common stock. Although the Board of Directors is required to make any determination to issue such stock based on its judgment as to the best interests of the stockholders of the Company, the Board of Directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of the stockholders might believe to be in their best interests or in which stockholders might receive a premium for their stock over the then market price of such stock. The Board of Directors does not at present intend to seek stockholder approval prior to any issuance of currently authorized stock, unless otherwise required by law or stock exchange rules. The Company has no present plans to issue any preferred stock.

                                     HOLDERS

         There is one holder of the Company's common stock, Pet Quarters, Inc.

                                 DIVIDEND POLICY

         The Company has not previously paid cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


                    RECENT SALES OF UNREGISTERED SECURITIES.

         During the past three years, the Company has sold securities which were not registered as follows:

Date              Name                      Number of Shares   Consideration
----              ----                      ----------------   -------------

March 25, 1999    TPG Capital Corporation   5,000,000             $500

Item 6. Selected Financial Data.

         The selected financial data presented below should be read in conjunction with the Company's financial statements and the related notes thereto.

Statement of Income Data

         Revenue from Operations                                 $     0.00
         Expenses                                                $ 1,330.00
         Net loss                                                $(1,330.00)
         Net loss per share                                      $(0.000266)

Balance Sheet Data

         Total Assets                                            $   500.00
         Total Liabilities                                       $     0.00



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company has had no operations to date. The Company continues to search for target companies for a business combination. Pet Quarters, Inc., the Company's sole shareholder, has agreed to pay all expenses of the Company without repayment until such time as a business combination has been effected, including the costs associated with locating a potential target company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8. Financial Statements.

                        WELLSTONE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Wellstone Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Wellstone Acquisition Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period from March 24, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Wellstone Acquisition Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from March 24, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.


/s/ WEINBERG & COMPANY, P.A.

WEINBERG & COMPANY, P.A.
Boca Raton, Florida
April 1, 2000

                        WELLSTONE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 1999

ASSETS

Cash                                                                 $   500
                                                                     -------

TOTAL ASSETS                                                         $   500
                                                                     =======


LIABILITIES AND STOCKHOLDER'S EQUITY


LIABILITIES                                                          $    --
                                                                     -------

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20 million shares authorized,
    none issued and outstanding                                           --
   Common Stock, $.0001 par value, 100 million shares authorized,
    5,000,000 issued and outstanding                                     500
   Additional paid in capital                                          1,330
   Deficit accumulated during development stage                       (1,330)
                                                                     -------

     Total Stockholder's Equity                                          500
                                                                     -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $   500
                                                                     =======


                 See accompanying notes to financial statements.

                        WELLSTONE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999


Income                   $    --

Expenses
   Organization expense      580
   Professional fees         750
                         -------

     Total expenses        1,330
                         -------

NET LOSS                 $(1,330)
                         =======


                 See accompanying notes to financial statements.

                        WELLSTONE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999

                                                                                Deficit
                                                                             Accumulated
                                                            Additional          During
                                           Common            Paid-In         Development
                                            Stock            Capital             Stage              Total
                                         ------------      ------------      ------------       -------------

Common stock issuance                    $        500      $         --      $         --       $        500

Fair value of expenses
 contributed                                       --             1,330                --              1,330

Net loss for the period
 ended December 31, 1999                           --                --            (1,330)            (1,330)
                                         ------------      ------------      ------------       ------------

BALANCE AT
 DECEMBER 31, 1999                       $        500      $      1,330      $     (1,330)      $        500
                                         ============      ============      ============       ============


                 See accompanying notes to financial statements.

                        WELLSTONE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                              $ (1,330)
Adjustment to reconcile net loss to net cash used by operating activities:

Contributed expense                                                                      1,330
                                                                                      --------

   Net cash used in operating activities:                                                   --
                                                                                      --------

CASH FLOWS FROM INVESTING ACTIVITIES                                                        --
                                                                                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                                                  500
                                                                                      --------

   Net cash provided by financing activities                                               500
                                                                                      --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                             --
                                                                                      --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $    500
                                                                                      ========


                 See accompanying notes to financial statements.

                        WELLSTONE ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  A.  ORGANIZATION AND BUSINESS OPERATIONS

                  Wellstone Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

                  The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. (See Note 5)

                  B.  USE OF ESTIMATES

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  C.  CASH AND CASH EQUIVALENTS

                  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                  D.  INCOME TAXES

                  The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

NOTE  2 - STOCKHOLDER'S EQUITY

                  A.  PREFERRED STOCK

                  The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

                  B.  COMMON STOCK

                  The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

                  C.  ADDITIONAL PAID-IN CAPITAL

                  Additional paid-in capital at December 31, 1999 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3 - AGREEMENT

                  On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

                  1. Preparation and filing of required documents with the Securities and Exchange Commission.
                  2.  Location and review of potential target companies.
                  3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

                  Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

NOTE 5 - SUBSEQUENT EVENTS

                  Pursuant to an Agreement and Plan of Reorganization (the "Acquisition Agreement"), effective March 6, 2000, Pet Quarters, Inc. ("Pet Quarters") an Arkansas corporation, acquired all the outstanding shares of common stock of the Company in an exchange for an aggregate of 130,208 shares of common stock of Pet Quarters (the "Acquisition"). As a result, the Company became a wholly owned subsidiary of Pet Quarters.

                  The Acquisition was approved by the unanimous consent of the Board of Directors of Pet Quarters on March 6, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For financial accounting purposes the Acquisition will be accounted for using the purchase method of accounting.

                  Prior to the Acquisition, Pet Quarters had 13,467,500 shares of common stock issued and outstanding, and 13,597,708 shares issued and outstanding following the Acquisition.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The following table gives certain information regarding directors and executive officers of the Company as of April 10, 2000:

Name                       Age                       Position
----                       ---                       --------

Steven Dempsey             43                        President and Director

Gregg Rollins              42                        Secretary/Treasurer and Director

         The information set forth below identifies the principal occupation and activities of the directors and executive officers during the past five years:

         MR. STEVEN DEMPSEY has served as the President of the Company since March 2000. He currently serves as Chairman, President, and a Director of Pet Quarters, Inc., the sole shareholder of the Company, and has held such positions since May, 1998. He was vice president of Sales and Marketing at Paine-Webber, Inc., between February 1989 and November 1997. Mr. Dempsey is one of two directors of the Company. Mr. Dempsey was appointed a director in June 1998. This term expires in May 2001.

         MR. GREGG ROLLINS has served as Secretary/Treasurer of the Company since March 2000. He has been employed as the Chief Financial Officer of Pet Quarters, Inc. since April 1999. Mr. Rollins was a senior vice president with Leiblong Associates from 1998 until April, 1999 and was an account vice president, assistant manager and sales manager with Paine Webber between 1988 and 1998.

Item 11. Executive Compensation.

         The Company's officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company. However, the officers and directors of the Company anticipate receiving benefits as a beneficial shareholder of the Company, as an officer and/or director and shareholder of Pet Quarters, Inc. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                            Amount of
Name and Address                            Beneficial                 Percentage
of Beneficial Owner                         Ownership                  of Class
-------------------                         ---------                  --------

Pet Quarters, Inc.                          5,000,000                    100%
720 East Front Street
Lonoke, Arkansas  72086

All shares of common stock of the Company are owned by Pet Quarters, Inc., and there are no agreements which would result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions.

         None.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Documents filed as a part of this report.

         1.       Financial Statements.

         The following financial statements of Wellstone Acquisition Corporation are set forth in Item 8 of this Report.

         DESCRIPTION

               Report of Independent Public Accountants
               Balance Sheet
               Statement of Operations
               Statement of Cash Flows
               Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules.

         None.

         3.       Exhibits required by Item 601 of Regulation S-K.

         EXHIBIT NO.         DESCRIPTION

         2.1 Agreement and Plan of Reorganization among Pet Quarters, Inc., Wellstone Acquisition Corporation, and the shareholders named therein.

         3.1                 Articles of Incorporation of the Company.1

         3.2                 By-Laws of the Company.1

         27.1                Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during fiscal 1999.

(1) Incorporated by reference from Wellstone Acquisition Corporation Form 10-SB Registration Statement, filed with the Securities and Exchange Commission on December 16, 1999.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WELLSTONE ACQUISITION CORPORATION

         April 14, 2000               By: /s/ Steven Dempsey
                                         --------------------------------------
                                      Steven Dempsey
                                      President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         April 14, 2000               By:   /s/ Steven Dempsey
                                           ------------------------------------
                                           Steven Dempsey
                                           President and Director

         April 14, 2000               By:   /s/ Gregg Rollins
                                           ------------------------------------
                                           Gregg Rollins
                                           Secretary/Treasurer and Director

                                INDEX OF EXHIBITS



         EXHIBIT NO.         DESCRIPTION
         -----------         -----------

         2.1                 Agreement and Plan of Reorganization among Pet Quarters, Inc.,
                             Wellstone Acquisition Corporation, and the shareholders named therein.

         3.1                 Articles of Incorporation of the Company.(1)

         3.2                 By-Laws of the Company.(1)

         27.1                Financial Data Schedule.