Form 10QSB
period 2000-03-31
WELLSTONE ACQUISITION CORP
filed 2000-05-15
CIK 1100382

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from            to
                                         ----------     ----------

                       Commission file number:    0000-28527



                           WELLSTONE ACQUISITION CORP.
        (Exact name of small business issuer as specified in its charter)

                         Delaware                                          52-222-01502
(State or other jurisdiction of incorporation or organization)   (IRS Employer Identification No.)

                   720 E. Front Street, Lonoke, Arkansas 72086
                    (Address of principal executive offices)

                                 (501) 676-9222
                           (Issuer's telephone number)

                   1504 R Street, N.W., Washington, D.C. 20009
                 (Former address, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                  Yes [ ]           No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying balance sheets of Wellstone Acquisition Corporation at March 31, 2000, the statements of operations for the three months ended March 31, 2000 and the statements of cash flows for the three months ended March 31, 2000, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Wellstone Acquisition Corporation
Balance Sheets

Assets:
         Cash                                     500
Total Assets:                                     500
                                               ------

Liabilities                                         0
                                               ------

Stockholder's Equity:
         Preferred Stock, $.0001 par value,
          20 million shares authorized, none
           issued and outstanding                   0
         Common Stock, $.0001 par value,
         100 million shares authorized            500
           5,000,000 issued and outstanding
         Additional paid in Capital             1,330
         Retained Deficit                      (1,330)

         Total Stockholder's Equity               500
                                               ------

Total Liabilities and Stockholder's Equity        500
                                               ------

Wellstone Acquisition Corporation
Statements of Operations
(Unaudited)

                     Three Months Ended
                       March 31, 2000
Income                       0

Expenses
     Professional fees       0

Total Expenses               0

Net Loss                     0

Net loss per common share:
Basic                        0

Wellstone Acquisition Corporation
Statement of Cash Flows
(Unaudited)

Cash Flows from Operating Activities:

Net loss                                  0

Cash Flows from Investing Activities      0

Cash Flows from Financing Activities      0

Cash - Beginning of Period              500
                                        ---

Cash - End of Period                    500
                                        ---

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations:

Wellstone Acquisition Corporation (Wellstone) was incorporated in Delaware on March 24, 1999 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder. On March 6, 2000 Pet Quarters, Inc. purchased all the outstanding shares of Wellstone. At this time, Wellstone has no business operations. Wellstone's fiscal year end is December 31.

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements included herein have been prepared on a basis consistent with prior periods reported financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

Note 2.  AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had 5,000,000 common shares outstanding as of March 31, 2000. The shares outstanding have not changed from the prior period. On March 6, 2000 Pet Quarters, Inc. purchased 100% of Wellstone from TPG Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

Note 3. STOCK-BASED COMPENSATION

Wellstone does not have a Stock-Based Compensation plan as of March 31, 2000 and has not issued any shares since its purchase from Pet Quarters, Inc.

Note 4.  ACQUISITION

Wellstone was purchased by Pet Quarters, Inc. to accomplish or assist in accomplishing two goals. First, the Company believed at the time of the acquisition that the acquisition and the subsequent merger of the Company with Wellstone might assist the Company in becoming a fully reporting company under the Securities Act of 1934. This goal was subsequently accomplished by clearing all comments on a previously filed Form 10-SB.

Secondly, the Company has from time to time, considered acquiring additional corporations through mergers for either cash or securities, or both. As a result, the Company believed, and still believes, that Wellstone may serve as a vehicle for assisting in such acquisitions. At the time of the acquisition of Wellstone and on this date, the Company does not have a specific acquisition under consideration that would require the use of Wellstone as an acquisition vehicle.

Pet Quarters, Inc. purchased Wellstone for 130,208 shares of its common stock and $225,000 in cash. The shares and cash were negotiated with the prior owner of Wellstone.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company has had no operations to date. The Company continues to search for target companies for a business combination. Pet Quarters, Inc., the Company's sole shareholder, has agreed to pay all expenses of the Company without repayment until such time as a business combination has been effected, including the costs associated with locating a potential target company.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There is no litigation currently or pending by or against the Company.

ITEM 2. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

COMMON STOCK

         Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available thereof. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

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

RECENT SALES OF UNREGISTERED SECURITIES.

         During the past three years, the Company has sold securities which were not registered as follows:

Date                       Name                               Number of Shares  Consideration
----                       ----                               ----------------  -------------

March 25, 1999             TPG Capital Corporation            5,000,000         $500

ITEM 3.  SELECTED FINANCIAL DATA.

         The selected financial data presented below should be read in conjunction with the Company's financial statements and the related notes thereto.

Statement of Income Data
         Revenue from Operations    $0
         Expenses                   $0
         Net loss                   $0
         Net loss per share         $0

Balance Sheet Data
         Total Assets               $ 500.00
         Total Liabilities          $      0

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 6, 2000 a Consent of director of TPG Capital Corporation to exchange shares of Pet Quarters, Inc. for outstanding shares of Wellstone Acquisition Corporation.

         On March 6, 2000 a Consent of directors of Pet Quarters, Inc. to exchange 130,208 shares of its common stock to TPG Capital Corporation for all outstanding shares of Wellstone Acquisition Corporation.

ITEM 4.  OTHER INFORMATION:

         None.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

         27    Financial Data Schedule.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PET QUARTERS, INC.
                                         (Registrant)

Date      May 15, 2000                   /s/ Steve Dempsey
                                         -------------------------------------
                                         Steve Dempsey, President

Date      May 15, 2000                   /s/ Gregg Rollins
                                         -------------------------------------
                                         Gregg Rollins, Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27                 Financial Data Schedule