Form 10QSB/A
period 2000-03-31
WELLSTONE ACQUISITION CORP
filed 2000-05-17
CIK 1100382

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A

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

Note 2.  AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had 5,000,000 common shares outstanding as of March 31, 2000. The shares outstanding have not changed from the prior period. Pursuant to an Agreement dated as of March 6, 2000 Pet Quarters, Inc. purchased 100% of Wellstone from TPG Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

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