Form 10QSB
period 2000-06-30
WELLSTONE ACQUISITION CORP
filed 2000-08-11
CIK 1100382

                                                     --------------------------
                                                           OMB APPROVAL
                                                     --------------------------
                                                     OMB Number: 3235-0416
                                                     --------------------------
                                                     Expires: May 31, 2000
                                                     --------------------------
                                                     Estimated average burden
                                                     hours per response: 9708.0
                                                     --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from           to
                                           ---------    ---------

                        Commission file number: 000-28527

                           WELLSTONE ACQUISITION CORP.
        (Exact name of small business issuer as specified in its charter)

                        Delaware                                                52-222-01502
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                     Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Wellstone Acquisition Corporation at June 30, 2000, the statements of operations for the three months ended June 30, 2000 and the statements of cash flows for the three months ended June 30, 2000, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

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
                                                 ------

Wellstone Acquisition Corporation
Statements of Operations
(Unaudited)

                                    Three Months Ended
                                      June 30, 2000

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

Note 2. AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had 5,000,000 common shares outstanding as of June 30, 2000. The shares outstanding have not changed from the prior period. Pursuant to an agreement dated as of March 6, 2000, Pet Quarters, Inc. purchased 100% of Wellstone from TPG Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

Note 3. STOCK-BASED COMPENSATION

Wellstone does not have a Stock-Based Compensation plan as of June 30, 2000 and has not issued any shares since its purchase from Pet Quarters, Inc.

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


ITEM 2. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company is authorized to issue 100,000,000 shares of Common Stock, $.0001 par value of which 5,000,000 shares were outstanding as of June 30, 2000, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of June 30, 2000.

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


RECENT SALES OF UNREGISTERED SECURITIES.

     During the past three years, the Company has sold securities which were not registered as follows:

Date               Name                          Number of Shares       Consideration
----               ----                          ----------------       -------------

March 25, 1999     TPG Capital Corporation       5,000,000              $500

ITEM 3. SELECTED FINANCIAL DATA.

     The selected financial data presented below should be read in conjunction with the Company's financial statements and the related notes thereto.

Statement of Income Data
         Revenue from Operations     $     0
         Expenses                    $     0
         Net loss                    $     0
         Net loss per share          $     0

Balance Sheet Data

         Total Assets                $500.00
         Total Liabilities           $     0

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

     Exhibit 27     Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PET QUARTERS, INC.
                                       (Registrant)

Date August 11, 2000                   /s/ Steve Dempsey
     ------------------------------    ------------------------------------
                                       Steve Dempsey, President

Date August 11, 2000                   /s/ Gregg Rollins
     ------------------------------    ------------------------------------
                                       Gregg Rollins, Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

 27                        Financial Data Schedule