Form 10QSB
period 2000-09-30
WELLSTONE ACQUISITION CORP
filed 2000-11-14
CIK 1100382

================================================================================

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

                For the quarterly period ended September 30, 2000

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from            to
                                               ----------     ----------

                        Commission file number: 000-28527


                           WELLSTONE ACQUISITION CORP.
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                  52-222-01502
(State or other jurisdiction of incorporation             (IRS Employer
             or organization)                            Identification No.)


                   720 E. Front Street, Lonoke, Arkansas 72086
                    (Address of principal executive offices)

                                 (501) 676-9222
                           (Issuer's telephone number)

                                 Not applicable
                 (Former address, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                  Yes [  ]         No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000
                                          --------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying balance sheets of Wellstone Acquisition Corporation at September 30, 2000, the statements of operations for the three months ended September 30, 2000 and the statements of cash flows for the three months ended September 30, 2000, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

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
                                               ------

Wellstone Acquisition Corporation
Statements of Operations
(Unaudited)

                                                    Three Months Ended
                                                    September 30, 2000
Income                                                      0

Expenses
     Professional fees                                      0

Total Expenses                                              0

Net Loss                                                    0

Net loss per common share:
Basic                                                       0



Wellstone Acquisition Corporation
Statement of Cash Flows
(Unaudited)


Cash Flows from Operating Activities:

Net loss                                                    0

Cash Flows from Investing Activities                        0

Cash Flows from Financing Activities                        0

Cash - Beginning of Period                                500
                                                         ----

Cash - End of Period                                      500
                                                         ----

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

Note 2. AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had 5,000,000 common shares outstanding as of September 30, 2000. The shares outstanding have not changed from the prior period. Pursuant to an agreement dated as of March 6, 2000, Pet Quarters, Inc. purchased 100% of Wellstone from TPG Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

Note 3. STOCK-BASED COMPENSATION

Wellstone does not have a Stock-Based Compensation plan as of September 30, 2000 and has not issued any shares since its purchase from Pet Quarters, Inc.

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

ITEM 2. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company is authorized to issue 100,000,000 shares of Common Stock, $.0001 par value of which 5,000,000 shares were outstanding as of September 30, 2000, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of September 30, 2000.

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

         Previously filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                WELLSTONE AQUISITION CORP.
                                                (Registrant)
Date     November 13, 2000


                                                 /s/ Steve Dempsey
                                                 ------------------------------
                                                     Steve Dempsey, President


Date     November 13, 2000                       /s/ GREGG ROLLINS
                                                 ------------------------------
                                                     Gregg Rollins, Chief
                                                     Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule