Form 10KSB
period 2000-12-31
WELLSTONE ACQUISITION CORP
filed 2002-01-14
CIK 1100382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             ------------------------------------------------------

                                   FORM 10-KSB
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the fiscal year ended December 31, 2000.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from _____________ to ___________

                        Commission File Number: 000-28527

                           Wellstone Acquisition Corp.
             (Exact name of registrant as specified in its charter)

            Delaware                                   52-2201502
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

               221 W. 2nd St, Suite 627
                   Little Rock, AR                               72201
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (501) 707-0360

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment of this Form 10-K [ ]

     On December 10, 2001, there were outstanding 5,000,000 shares of the registrant's Common Stock, $.0001 par value.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

                          Wellstone Acquisition Corp.

                              Index to Form 10-KSB

                                     PART I

                                     PART II

Item   8.  Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................18

                                    PART III

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

     A business combination with a target company will normally involve the transfer to the target company of the portion of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. The transfer of common stock may result in a loss of control for the current shareholder (Pet Quarters, Inc).

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

Recent Developments

On November 27, 2001, the Company's shareholder, Pet Quarters, Inc. entered into an agreement with TSB Holdings Inc. for merger and acquisition services.

     On November 27, 2001, the Company entered into an agreement to sell to TSB
Holdings Inc. two-thirds (3,333,333 shares) of Wellstone Acquisition, Inc. The consideration for the transfer of two-thirds of the Company's common stock will occur upon the successful completion of its first acquisition. Potential acquisitions will be selected based on TS&B Holdings, Inc. model, which identifies companies based on revenues and profitability.

                                    BUSINESS

Plan of Operation

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature, which may include one business or several businesses in varying industries.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.
The Company anticipates that the selection of a business opportunity in which to participate may be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire an ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

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

     The Company will not restrict its search for any specific kind of business entities, but may acquire a venture, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Terms of a Business Combination

     In implementing a structure for a particular business acquisition, the
Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is possible that the Company's officer and directors may, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such business combination may be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the
Company's securities in the future if such a market develops, of which there is no assurance.

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

Competition

     The Company will remain an insignificant participant among the firms, which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company may be at a significant competitive disadvantage compared to the Company's competitors.

Executive Offices

     The Company's executive offices are located at 221 W. 2nd St., Suite 627,
Little Rock, Arkansas. The Company's telephone number is (501) 707-0360.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company is authorized to issue 100,000,000 shares of Common Stock,
$.0001 par value of which 5,000,000 shares were outstanding as of December 26,
2001, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of December 26, 2001.

     The common stock of the Company is not currently traded on any exchange and no established trading market for the Company's common stock currently exists;
however, the Company may pursue a trading market for the common stock as an acquisition vehicle or for liquidity purposes.

                                  COMMON STOCK

     Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available thereforE. In the event of a liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

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

                    RECENT SALES OF UNREGISTERED SECURITIES.

     During the past three years, the Company has sold securities, which were not registered as follows:

Date              Name                      Number of Shares   Consideration
----              ----                      ----------------   -------------
March 25, 1999    TPG Capital Corporation   5,000,000             $500
March 6, 2000     Pet Quarters, Inc         5,000,000             $500
(Pet Quarters, Inc., purchased 5,000,000 shares from TPG Capital Corporation)

Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.

     The Company has had no operations to date. The Company continues to search for target companies for a business combination. TSB Holdings, Inc. has been retained for the purpose of locating appropriate acquisitions. Upon a successful acquisition, TSB Holdings Inc., will be entitle to receive 2/3 (3,333,333) of the current outstanding shares of the Company. Currently, Pet Quarters, Inc., is the Company's sole shareholder.

Selected Financial Data.

     The selected financial data presented below should be read in conjunction with the Company's financial statements and the related notes thereto.

Statement of Income Data                           2000           1999
                                                   ----           ----

         Revenue from Operations                    $0          $     0
         Total expenses                             $0          $ 1,330
         Other income                               $7          $     0
         Net income                                 $7          $(1,330)
         Net income per share                       $0          $     0

Balance Sheet Data

         Total Assets                               $507        $   500
         Total Liabilities                          $0          $     0

Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 7.  Financial Statements.

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Wellstone Acquisition Corporation
Little Rock, AR

     We have audited the accompanying balance sheet of Wellstone Acquisition
Corporation (a Delaware Corporation) as of December 31, 2000 and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit. The financial statements of Wellstone Acquisition
Corporation, as of December 31, 1999, were audited by other auditors whose report dated April 1, 2000, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generallyaccepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellstone Acquisition
Corporation at December 31, 2000, and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming Wellstone
Acquisition Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and no operations at December 31, 2000. These factors raise substantial doubt about the
Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bierwolf, Nilson & Associates
Salt Lake City, UT
December 14, 2001

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                             December 31,          December 31,
                                                2000                  1999
                                             ------------          ------------

CURRENT ASSETS
   Cash  (Note 1)                            $        507          $        500
                                             ------------          ------------

   TOTAL ASSETS                              $        507          $        500
                                             ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                          $          -          $          -
                                             ------------          ------------

STOCKHOLDERS' EQUITY

   Preferred Stock, 20,000,000 authorized
     at $.0001 par value; none issued and
     outstanding                                        -                    -
   Common Stock, 100,000,000 shares
     authorized at $.0001 par value;
     5,000,000 shares issued and outstanding          500                   500
   Additional Paid in Capital                       1,330                 1,330
   Deficit accumulated during development stage    (1,323)               (1,330)
                                             ------------          ------------

   Total Stockholders' Equity                         507                   500
                                             ------------          ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $        507           $        500
                                             ============          ============                                                                                                                     =================

    The accompanying notes are an integral part of these financial statements

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                                  For the Period
                                     For the Year   For the Year   March 24,1999
                                        Ended         Ended        (inception)
                                     December 31,   December 31,  to December 31,
                                        2000          1999            2000
                                     ------------   ------------  --------------

REVENUE                              $          -   $          -  $           -

EXPENSES

   Organization expense                         -            580             580
   Professional fees                            -            750             750
                                     ------------   ------------  --------------
     Total Expenses                             -          1,330           1,330

OTHER INCOME

   Interest Income                              7              -               7
                                     ------------   ------------  --------------
     Total Other Income                         7              -               7

NET INCOME (LOSS) - Before Taxes     $          7   $     (1,330) $       (1,323)
                                     ------------   ------------  --------------

   Taxes (Note 1)                               -              -               -

INCOME (LOSS)                        $          7   $     (1,330) $       (1,323)
                                     ============   ============  ==============
Loss Per Common Share (Note 1)       $          -   $          -
                                     ============   ============

WEIGHTED AVERAGE OUTSTANDING SHARES     5,000,000      5,000,000
                                     ============   ============

    The accompanying notes are an integral part of these financial statements

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
            From March 24, 1999 (inception) through December 31, 2000
                                                                            Deficit
                                                                           Accumulated
                                                             Capital in      During
                                   Common         Common      Excess of    Development
                                   Shares         Stock       Par Value      Stage
                                ------------  ------------  ------------  -------------

Balance at March 24, 1999                  -  $          -  $          -  $           -

Common Shares issued for cash
   valued at $.0001 per share      5,000,000           500             -              -

Contribution to Capital                    -             -         1,330              -

Net (loss) for the period
   ended December 31, 1999                 -             -             -         (1,330)
                                ------------  ------------  ------------  -------------

Balance at December 31, 1999       5,000,000           500         1,330         (1,330)

Net income for the year ended
   December 31, 2000                       -             -             -              7
                                ------------  ------------  ------------  -------------

Balance at December 31, 2000       5,000,000  $        500  $      1,330  $      (1,323)
                                ============  ============  ============  =============

    The accompanying notes are an integral part of these financial statements

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                         For
                                                                         the
                                                                       Period
                                        For the Year  For the Year  March 24,1999
                                           Ended         Ended       (inception)
                                        December 31,  December 31,  to December 31,
                                           2000          1999           2000
                                        ------------  ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                  $          7  $     (1,330) $       (1,323)
     Adjustments to reconcile net
        loss to net cash used by
        operating activities:
     Contributed Capital                           -         1,330           1,330
                                        ------------  ------------  --------------
         Net cash used in
           operating activities:                   7             -               7

CASH FLOWS FROM INVESTING ACTIVITIES               -             -               -

CASH FLOWS FROM FINANCING ACTIVITIES               -             -               -

   Proceeds from issuance of
     common stock                                   -          500             500
                                        ------------  ------------  --------------
         Net cash used in
           financing activities:                   -           500             500

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                            7           500             507

CASH AND CASH EQUIVALENTS AT THE
   BEGINNING OF YEAR                             500             -               -
                                        ------------  ------------  --------------

CASH AND CASH EQUIVALENTS AT THE        $        507  $        500  $          507
   END OF YEAR                          ============  ============  ==============

CASH PAID DURING THE YEAR FOR:

         Interest                       $          -  $          -  $            -

         Income Taxes                   $          -  $          -  $            -

    The accompanying notes are an integral part of these financial statements

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business -  Wellstone Acquisition Corporation (the
     "Company") was incorporated in Delaware on March 24, 1999, as Wellstone
     Acquisition Corporation for the purpose of seeking and consummating  a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. At December 31, 2000, the
     Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

     The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowing or a combination thereof.

     Cash and Cash Equivalents The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates.  Actual results could differ from those estimates.

     Earnings (Loss) Per Share The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

     Income Taxes The Company accounts for income taxes under the Financial
     Accounting Standards Board of Financial Accounting Standards No. 109,
     "Accounting for Income Taxes" ("Statement 109"). Under Statement 109,
     deferred tax assets and  liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expensed to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under
     Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that include this enactment date.  There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

NOTE 2 - STOCKHOLDERS' EQUITY

     Preferred Stock The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may determined from time to time by the
     Board of Directors.

     Common Stock The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2000

NOTE 2 - STOCKHOLDERS' EQUITY - continued

     Common Stock - continued The Company signed an Agreement and Plan of
     Reorganization (the "Acquisition Agreement") effective March 6, 2000 which stated that TPG would transfer 5,000,000 shares of common stock to Pet
     Quarters, Inc. in exchange  for 130,208 shares of common stock in Pet
     Quarters (the "Acquisition"). As a result the Company became a wholly owned subsidiary of Pet Quarters. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal
     Revenue Code of 1986, as amended. For financial accounting purposes the
     Acquisition will be accounted for using the purchase method of accounting.

     Additional Paid In Capital Additional paid in capital at December 31, 2000 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets,  nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.

On December 5, 2000, we retained the services of Bierwolf, Nilson & Associates as our principal auditor. Weinberg & Company, P.A., performed the audit for the year ended December 31, 1999. The Company did not have any disagreements with
Weinberg & Company on any matters of accounting principals or practices of financial statement disclosure.

PART III

Item  9. Directors and Executive Officers of the Registrant.

The following table gives certain information regarding directors and executive officers of the Company as of December 31, 2001:

Name                      Age                Position
-------------------------------------------------------------------------------
Steven B. Dempsey          46           President and Director
J. Gregg Rollins           44           Secretary/Treasurer and Director

The information set forth below identifies the principal occupation and activities of the directors and executive officers during the past five years:

MR. STEVEN DEMPSEY has served as the President of the Company since March 2000.
He currently serves as Chairman, Chief Executive Officer and Director of Pet
Quarters, Inc., the sole shareholder of the Company, and has held such positions since May 1998. He was Vice-President of Sales and Marketing at Paine Webber,
Inc., between February 1989 and November 1997. Mr. Dempsey is one of two
directors of the Company. Mr. Dempsey was appointed a director in June 1998.

MR. GREGG ROLLINS has served as Secretary/Treasurer of the Company since March
2000. He has been employed as the Chief Financial Officer of Pet Quarters, Inc.,
since April 1999. Mr. Rollins was a Senior Vice-President with Lieblong
Associates from June 1997 until April 1999 and was an Account Vice-President, assistant manager and sales manager with Paine Webber, Inc., between August 1989 until June 1997.

Item 10.  Executive Compensation.

The Company's officers and directors do not receive any compensation for their services rendered to the Company, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with the
Company. However, the officers and directors of the Company anticipate receiving benefits as a beneficial shareholder of the Company, as an officer and/or director and shareholder of Pet Quarters, Inc. Although, no retirement, pension, profit sharing, stock option, or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees, it is anticipated that some or all of these plans will be implemented.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group.
Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial      Percentage
Of Beneficial Owner           Ownership                  of Class
-------------------           ---------                 ----------

Pet Quarters, Inc.            5,000,000                   100%
221 W. 2nd St.
Suite 627
Little Rock, AR 72201

All shares of common stock of the Company are owned by Pet Quarters, Inc.;
however, upon a successful acquisition introduced by TSB Holdings, Inc., a change of control of the Company will occur as 2/3 (3,333,333) of the Company's common stock will be transferred to TSB Holdings Inc.

Item 12.  Certain Relationships and Related Transactions.

None.

                                    PART IV

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
         Balance Sheet
         Statement of Operations
         Statement of Cash Flows
         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules.

                  None.

3.       Exhibits required by Item 601 of Regulation S-K.

         Exhibit No.             Description
         -----------             -----------

         16.  8-K filed on December 26, 2001 identifying the changing of independent accountants.
         23.  Consent of Auditor*

         * Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Wellstone Acquisition Corp.
            (Registrant)

By:/s/ Steven B. Dempsey                                  January 14, 2002
       Steven B. Dempsey                                        Date
       Chief Executive Officer, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By /s/ Steven B. Dempsey
                                        Steven B. Dempsey, Chief Executive
                                           Officer, President

                                 Date: January 14, 2002

                                 By /s/ J. Gregg Rollins
                                        J. Gregg Rollins, Secretary/Treasurer

                                 Date: January 14, 2002

