Form 10QSB
period 2001-03-31
WELLSTONE ACQUISITION CORP
filed 2002-01-28
CIK 1100382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the quarterly period ended March 31, 2001

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ______ to ______

                        Commission file number: 000-28527

                           WELLSTONE ACQUISITION CORP.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                          52-222-01502
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                221 W. 2nd St., Suite 627, Little Rock, AR 72201
                    (Address of principal executive offices)

                                 (501) 707-0360
                           (Issuer's telephone number)

                                720 E. Front St.
                              Little Rock, AR 72201

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

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [ X ]

                         PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of Wellstone Acquisition Corporation at March
31, 2001 and December 31, 2000 reflect the statements of operations for the three months ended March 31, 2001 and the statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31,
2001.

                                                 March 31,          December 31,
Wellstone Acquisition Corporation                  2001                 2000
                                                -----------         -----------
Balance Sheets

Assets:
     Cash                                        $   510              $   507
Total Assets:                                    $   510              $   507
                                                -----------         -----------

Liabilities                                      $     0              $     0
                                                -----------         -----------

Stockholder's Equity:
     Preferred Stock, $.0001 par value,
      20 million shares authorized, none
      issued and outstanding.                    $     0              $     0
     Common Stock, $.0001 par value,
      100 million shares authorized              $   500              $   500
      5,000,000 issued and outstanding
     Additional paid in Capital                  $ 1,330              $ 1,330
     Retained Deficit                            $(1,320)             $(1,323)

        Total Stockholder's Equity               $   510              $   507
                                                -----------         -----------

Total Liabilities and Stockholder's Equity       $   510              $   507
                                                -----------         -----------

Wellstone Acquisition Corporation
Statements of Operations
(Unaudited)
                                                                  For the period
                          Three Months Ended  Three Months Ended  March 24, 1999
                               March 31,           March 31,      (inception) to
                                 2001                2000         March 31, 2001
                          ------------------  ------------------  --------------

Income                        $        0          $        0        $        0

Expenses
  Professional fees           $        0          $        0        $      750
  Organizational expense                                                   580

Total Expenses                $        0          $        0        $    1,330

Other income:
  Interest income             $        3          $        0        $       10

Net gain                      $        3          $        0        $   (1,320)

Net gain per common share:
Basic                         $     0.00          $     0.00        $     0.00

Wellstone Acquisition Corporation
Statement of Cash Flows
(Unaudited)
                                                                  For the period
                          Three Months Ended  Three Months Ended  March 24, 1999
                               March 31,           March 31,      (inception) to
                                 2001                2000         March 31, 2001
                          ------------------  ------------------  --------------
Cash Flows from
 Operating Activities:

Net gain (loss)               $        3          $        0        $   (1,320)
                          ------------------  ------------------  --------------
Contributed capital                                                 $    1,330
  Net cash used in
   operating activities                                                     10

Cash Flows from
 Investing Activities

Cash Flows from
 Financing Activities         $        0          $        0        $      500

Net increase in cash          $        3          $        0        $      510

Cash - Beginning of Period    $      507          $      500        $        0
                          ------------------  ------------------  --------------
Cash - End of Period          $      510          $      500        $      510
                          ------------------  ------------------  --------------

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations:

Wellstone Acquisition Corporation (Wellstone) was incorporated in Delaware on
March 24, 1999 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since its inception on March 24, 1999 and has no operations to date other than issuing shares to its original shareholder. On March 6, 2000
Pet Quarters, Inc. purchased all the outstanding shares of Wellstone. At this time, Wellstone has no business operations. Wellstone's fiscal year end is
December 31. On November 27, 2001 Wellstone Acquisition retained the services of
TS&B Holdings, Inc. for the purpose of locating potential acquisitions as the
Company's primary objective is to be utilized as a vehicle for acquisitions and/or mergers.

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements included herein have been prepared on a basis consistent with prior periods reported financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

Note 2. AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had
5,000,000 common shares outstanding as of March 31, 2001. The shares outstanding have not changed from the prior period. Pursuant to an agreement dated as of
March 6, 2000, Pet Quarters, Inc. purchased 100% of Wellstone stock from TPG
Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

Note 3. STOCK-BASED COMPENSATION

Wellstone does not have a Stock-Based Compensation plan as of March 31, 2001 and has not issued any shares since its purchase from Pet Quarters, Inc.

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

Item 2. Management's Discussion and Analysis

     The Company has had no operations to date. The Company continues to search for target companies for a business combination. Pet Quarters, Inc., the
Company's sole shareholder, has agreed to pay all expenses of the Company without repayment until such time as a business combination has been effected.
TS&B Holdings, Inc. has been retained for the purpose of locating appropriate acquisitions. Upon a successful acquisition, TS&B Holdings, Inc. will be entitled to receive 2/3 (3,333,333) of the current outstanding shares of the
Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     There is no litigation currently or pending by or against the Company.

Item 2. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company is authorized to issue 100,000,000 shares of Common Stock,
$.0001 par value of which 5,000,000 shares were outstanding as of March 31,
2001, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of March 31, 2001.

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

PREFERRED STOCK

     The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders. Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, the Company has no plans to issue any preferred stock or adopt any series, preferences or other classification of preferred stock.

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

Date                Name                        Number of Shares   Consideration
- ----                ----                        ----------------   -------------

March 25, 1999      TPG Capital Corporation     5,000,000          $500
March 6, 2000       Pet Quarters, Inc           5,000,000          $500

Item 3. Selected Financial Data.

     The selected financial data presented below should be read in conjunction with the Company's financial statements and the related notes thereto.

Statement of Income Data
        Revenue from Operations    $     0
        Other income               $     3
        Expenses                   $     0
        Net gain                   $     3
        Net income per share       $     0.00

Balance Sheet Data
        Total Assets               $   510.00
        Total Liabilities          $     0

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

Item 5. Other Information:

        None.

Item 6. Exhibits and Reports on Form 8-K.

     On December 19, 2001 we dismissed our independent accountants Weinberg &
Company and retained the services of Bierwolf, Nilson & Associates. The Company did not have any disagreements on any matters of accounting principals or practices of financial statement disclosure. The 8-K was filed with the
Commission on December 27, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WELLSTONE ACQUISITION CORP.
                                                    (Registrant)

Date   January 28, 2002                         /s/ Steve Dempsey
     --------------------                       ---------------------
                                                   Steve Dempsey, President

Date   January 28, 2002                         /s/ Gregg Rollins
     --------------------                       --------------------
                                                   Gregg Rollins, Secretary