Form 10QSB
period 2001-06-30
WELLSTONE ACQUISITION CORP
filed 2002-01-30
CIK 1100382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the quarterly period ended June 30, 2001

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

                         PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of Wellstone Acquisition Corporation (a development stage company) at June 30, 2001 and December 31, 2000 reflect the statements of operations for the six months ended June 30, 2001 and the statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31,
2001.

                                                  June 30,          December 31,
Wellstone Acquisition Corporation                   2001                2000
(A Development Stage Company)                    -----------         -----------
-----------------------------

Balance Sheets

Assets:
   Cash                                           $   507             $   507
Total Assets:                                     $   507             $   507
                                                -----------         -----------

Liabilities                                       $     0             $     0
                                                -----------         -----------

Stockholder's Equity:
  Preferred Stock, $.0001 par value,
   20 million shares authorized, none
   issued and outstanding.                        $     0             $     0
  Common Stock, $.0001 par value,
   100 million shares authorized                  $   500             $   500
   5,000,000 issued and outstanding
  Additional paid in Capital                      $ 1,330             $ 1,330
  Accumulated deficit during
   development stage                              $(1,323)            $(1,323)

     Total Stockholder's Equity                   $   507             $   507
                                                -----------         -----------

Total Liabilities and Stockholder's Equity        $   507             $   507
                                                -----------         -----------

Wellstone Acquisition Corporation
(A Development Stage Company)

Statements of Operations
(Unaudited)
                          Three Months  Three Months   Six Months    Six Months   For the period
                             Ended         Ended         Ended         Ended      March 24, 1999
                            June 30,      June 30,      June 30,      June 30,    (inception) to
                              2001          2000          2001          2000       June 30, 2001
                          ------------  ------------  ------------  ------------  --------------

Income                     $        0    $        0    $        0    $        0     $        0

Expenses
   Professional fees       $        0    $        0    $        0    $        0     $      750
   Organizational expense  $        0    $        0    $        0    $        0     $      580
   Other                   $        3    $        0    $        3    $        0              3

Total Expenses             $        3    $        0    $        3    $        0     $    1,333

Other income:
   Interest income         $        0    $        0    $        3    $        0     $       10

Net gain (loss)            $       (3)   $        0    $        0    $        0     $   (1,323)

Net gain per common share:
Basic                      $     0.00    $     0.00    $     0.00    $     0.00     $     0.00

Wellstone Acquisition Corporation
(A Development Stage Company)

Statement of Cash Flows
(Unaudited)
                                                                  For the period
                           Six Months Ended    Six Months Ended   March 24, 1999
                              June 30,             June 30,       (inception) to
                                2001                 2000         June 30, 2001
                           ----------------    ----------------   --------------

Cash Flows from
  Operating Activities:

Net gain (loss)               $        0          $        0        $   (1,323)
Contributed capital                                                 $    1,330
                           ----------------    ----------------   --------------
  Net cash used in
    operating activities                                                     7

Cash Flows from
  Investing Activities

Cash Flows from
  Financing Activities
    Proceeds from sale
    of stock                  $        0          $        0        $      500

Net increase in cash          $        0          $        0        $      507

Cash - Beginning of Period    $      507          $      500        $        0
                           ----------------    ----------------   --------------

Cash - End of Period          $      507          $      500        $      507
                           ----------------    ----------------   --------------

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations:

Wellstone Acquisition Corporation (Wellstone) was incorporated in Delaware on
March 24, 1999 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since its inception on March 24, 1999 and has no operations to date other than issuing shares to its original shareholder. On March 6, 2000
Pet Quarters, Inc. purchased all the outstanding shares of Wellstone. At this time, Wellstone has no business operations. Wellstone's fiscal year end is
December 31. On November 27, 2001, Wellstone Acquisition retained the services of TS&B Holdings, Inc. for the purpose of locating potential acquisitions as the
Company's primary objective is to be utilized as a vehicle for acquisitions and/or mergers.

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements included herein have been prepared on a basis consistent with prior periods reported financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

Note 2.  AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had
5,000,000 common shares outstanding as of June 30, 2001. The shares outstanding have not changed from the prior period. Pursuant to an agreement dated as of
March 6, 2000, Pet Quarters, Inc. purchased 100% of Wellstone stock from TPG
Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

Note 3.  STOCK-BASED COMPENSATION

Wellstone does not have a Stock-Based Compensation plan as of June 30, 2001 and has not issued any shares since its purchase from Pet Quarters, Inc.

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

Item 2.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company is authorized to issue 100,000,000 shares of Common Stock,
$.0001 par value of which 5,000,000 shares were outstanding as of June 30, 2001, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of June 30, 2001.

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

Statement of Income Data
         Revenue from Operations    $      0
         Other income               $      3
         Expenses                   $      3
         Net gain                   $      0
         Net income per share       $      0.00

Balance Sheet Data
         Total Assets               $    507.00
         Total Liabilities          $      0

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

                                                    WELLSTONE ACQUISITION CORP.
                                                          (Registrant)
Date   January 29, 2002                             /s/ Steve Dempsey
     ------------------                             --------------------
                                                    Steve Dempsey, President
Date   January 29, 2002                             /s/ Gregg Rollins
     ------------------                             --------------------
                                                    Gregg Rollins, Secretary

