Form 10QSB
period 2001-09-30
WELLSTONE ACQUISITION CORP
filed 2002-01-31
CIK 1100382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the quarterly period ended September 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ______ to ______

                        Commission file number: 000-28527

                           WELLSTONE ACQUISITION CORP.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                             52-222-01502
(State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                         Identification No.)

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

                         PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of Wellstone Acquisition Corporation (a development stage company) at September 30, 2001 and December 31, 2000 reflect the statements of operations for the three and nine months ended September 30,
2001 and the statements of cash flows for the nine months ended September 30,
2001 and 2000, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31,
2001.

                                                 September 30,      December 31,
Wellstone Acquisition Corporation                   2001               2000
(A Development Stage Company)                    ------------       -----------
-----------------------------

Balance Sheets

Assets:
   Cash                                           $   515             $   507
Total Assets:                                     $   515             $   507
                                                 ------------       -----------

Liabilities                                       $     0             $     0
                                                 ------------       -----------

Stockholder's Equity:
  Preferred Stock, $.0001 par value,
   20 million shares authorized, none
   issued and outstanding.                        $     0             $     0
  Common Stock, $.0001 par value,
   100 million shares authorized                  $   500             $   500
   5,000,000 issued and outstanding
  Additional paid in Capital                      $ 1,330             $  1,330
  Accumulated deficit during
   development stage                              $(1,315)            $ (1,323)

     Total Stockholder's Equity                   $   515             $   507
                                                 ------------       -----------

Total Liabilities and Stockholder's Equity        $   515             $   507
                                                 ------------       -----------

Wellstone Acquisition Corporation
(A Development Stage Company)

Statements of Operations
(Unaudited)
                          Three Months  Three Months   Nine Months   Nine Months   For the period
                             Ended         Ended         Ended         Ended       March 24, 1999
                          September 30, September 30, September 30, September 30,  (inception) to
                              2001          2000          2001          2000     September 30, 2001
                          ------------  ------------  ------------  ------------ ------------------

Income                     $        0    $        0    $        0    $        0     $        0

Expenses
   Professional fees       $        0    $        0    $        0    $        0     $      750
   Organizational expense  $        0    $        0    $        0    $        0     $      580
   Other                   $        0    $        0    $        3    $        0              3

Total Expenses             $        0    $        0    $        3    $        0     $    1,333

Other income:
   Interest income         $        8    $        0    $       11    $        0     $       18

Net gain (loss)            $        8    $        0    $        8    $        0     $   (1,315)

Net gain per common share:
Basic                      $     0.00    $     0.00    $     0.00    $     0.00     $     0.00

Wellstone Acquisition Corporation
(A Development Stage Company)

Statement of Cash Flows
(Unaudited)                                                       For the period
                         Nine Months Ended    Nine Months Ended   March 24, 1999
                           September 30,        September 30,     (inception) to
                               2001                 2000        September 30, 2001
                         -----------------    ----------------- ------------------
Cash Flows from
  Operating Activities:

Net gain (loss)               $        8          $        0        $   (1,315)
Contributed capital                                                 $    1,330
                         -----------------    ----------------- ------------------
  Net cash used in
    operating activities                                                    15

Cash Flows from
  Investing Activities

Cash Flows from
  Financing Activities
    Proceeds from sale
    of stock                  $        0          $        0        $      500

Net increase in cash          $        8          $        0        $      515

Cash - Beginning of Period    $      507          $      500        $        0
                         -----------------    ----------------- ------------------

Cash - End of Period          $      515          $      500        $      515
                         -----------------    ----------------- ------------------

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

Note 2.  AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had
5,000,000 common shares outstanding as of September 30, 2001. The shares outstanding have not changed from the prior period. Pursuant to an agreement dated as of March 6, 2000, Pet Quarters, Inc. purchased 100% of Wellstone stock from TPG Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

Note 3.  STOCK-BASED COMPENSATION

Wellstone does not have a Stock-Based Compensation plan as of September 30, 2001 and has not issued any shares since its purchase from Pet Quarters, Inc.

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

Date                Name                      Number of Shares  Consideration
----                ----                      ----------------  -------------

March 25, 1999      TPG Capital Corporation   5,000,000         $ 500
March 6, 2000       Pet Quarters, Inc         5,000,000         $ 500

Item 3.  Selected Financial Data.

     The selected financial data presented below should be read in conjunction with the Company's financial statements and the related notes thereto.

Statement of Income Data
         Revenue from Operations    $   0
         Other income               $  11
         Expenses                   $   3
         Net gain                   $   8
         Net income per share       $   0.00

Balance Sheet Data
         Total Assets               $ 515.00
         Total Liabilities          $   0

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

                                              WELLSTONE ACQUISITION CORP.
                                                    (Registrant)

Date   January 30, 2002                       /s/ Steve Dempsey
     ------------------                       --------------------
                                              Steve Dempsey, President
Date   January 30, 2002                       /s/ Gregg Rollins
     ------------------                       --------------------
                                              Gregg Rollins, Secretary

