Form 10-K
period 2001-12-31
WELLSTONE ACQUISITION CORP
filed 2002-02-12
CIK 1100382

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             ------------------------------------------------------

                                    FORM 10-K
(Mark One)

 [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001.

 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____________ to ___________

                        Commission File Number: 000-28527

                        Wellstone Acquisition Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                           52-2201502
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment of this Form 10-K [ ]

     On February 7, 2002, there were outstanding 5,000,000 shares of the registrant's Common Stock, $.0001 par value.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

                          Wellstone Acquisition Corp.

                              Index to Form 10-KSB

                                     PART I

                                     PART II

Item   5.  Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................... 9
Item   6.  Selected Financial Data...........................................11
Item   7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................11
Item   7A. Quantitative and Qualitative Disclosures About Market Risk........11
Item   8.  Financial Statements

                 Notes to Financial Statements.............................F 6-7
Item   9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................12

                                    PART III

PART I

Item 1.  Business.

                                   THE COMPANY

General

     Wellstone Acquisition Corporation (the "Company") ("Wellstone") was
incorporated on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

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

     On November 27, 2001, the Company entered into an agreement to sell to TS&B
Holdings Inc. two-thirds (3,333,333 shares) of Wellstone Acquisition
Corporation. The consideration for the transfer of two-thirds of the Company's common stock will occur upon the successful completion of its first acquisition.
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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company is authorized to issue 100,000,000 shares of Common Stock,
$.0001 par value of which 5,000,000 shares were outstanding as of February 7,
2002, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of February 7, 2002.

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

                                       10

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

Statement of Income Data               2001        2000

     Revenue from Operations            $0           $0
     Total expenses                     $3           $0
     Other income                       $13          $7
     Net income                         $10          $7
     Net income per share             $0.00       $0.00

Balance Sheet Data

     Total Assets                      $517        $507
     Total Liabilities                 $  0        $  0

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.

     The Company has had no operations to date. The Company continues to search for target companies for a business combination. TS&B Holdings, Inc. has been retained for the purpose of locating appropriate acquisitions. Upon a successful acquisition, TS7B Holdings Inc., will be entitle to receive 2/3 (3,333,333) of the current outstanding shares of the Company. Currently, Pet Quarters, Inc., is the Company's sole shareholder.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                                       11

Item 8.  Financial Statements.

                          INDEPENDENT AUDITOR'S REPORT

Stockholders and Directors
Wellstone Acquisition Corporation
Little Rock, AR

     We have audited the accompanying balance sheet of Wellstone Acquisition
Corporation (a Delaware Corporation) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellstone Acquisition
Corporation at December 31, 2001, and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming Wellstone
Acquisition Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates
Salt Lake City, Utah
January 25, 2002

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                               December            December
                                               31, 2001            31, 2000
                                          ------------------  -----------------

CURRENT ASSETS
--------------

     Cash  (Note 1)                       $             517   $            507
                                          ------------------  -----------------

         TOTAL ASSETS                     $             517   $            507
                                          ==================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                       $        -           $       -
-------------------

STOCKHOLDERS' EQUITY
--------------------

 Preferred stock, 20,000,000 authorized
   at $.0001 par value; none issued and
   outstanding                                     -                   -
 Common Stock, 100,000,000 shares
   authorized at $.0001 par value;
   5,000,000 shares issued and outstanding              500                500
 Additional paid in capital                           1,330              1,330
 Accumulated deficit during development stage        (1,313)            (1,323)
                                          ------------------  -----------------

         Total Stockholders' Equity                     517                507
                                          ------------------  -----------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY             $             517   $            507
                                          ==================  =================

   The accompanying notes are an integral part of these financial statements.

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                            Statements of Operations

                                                                                        From
                                             For the Year        For the Year       March 24, 1999
                                                Ended               Ended           (Inception) to
                                              December            December             December
                                              31, 2001            31, 2000             31, 2001
                                          ------------------  ------------------  -----------------

REVENUE                                   $        -          $        -          $        -
-------                                   ------------------  ------------------  -----------------

EXPENSES
--------
   Organization expense                            -                   -                       580
   Professional fees                               -                   -                       750
   Other                                                  3            -                         3
                                          ------------------  ------------------  -----------------
     Total Expenses                                       3            -                     1,333

OTHER INCOME
------------
   Interest Income                                       13                   7                 20
                                          ------------------  ------------------  -----------------
     Total Other Income                                  13                   7                 20

NET INCOME (LOSS) - Before Taxes          $              10   $               7   $         (1,313)
-----------------                         ------------------  ------------------  -----------------
   Taxes (Note 1)                                  -                   -                   -

INCOME (LOSS)                             $              10   $               7   $         (1,313)
-------------                             ==================  ==================  =================

Loss Per Common Share (Note 1)            $        -          $        -
                                          ==================  ==================

WEIGHTED AVERAGE OUTSTANDING SHARES               5,000,000      5,000,000
                                          ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
            From March 24, 1999 (Inception) through December 31, 2001

                                                                                 Deficit
                                                                               Accumulated
                                                                  Additional     During
                                      Common          Common       Paid-In     Development
                                      Shares           Stock       Capital       Stage
                                 ----------------------------------------------------------

Balance at March 24, 1999                -          $      -      $      -     $       -

Common Shares Issued for Cash
   Valued at $.0001 Per Share       5,000,000              500           -             -

Contribution to Capital                  -                 -           1,330           -

Net (Loss) for the Period
   Ended December 31, 1999               -                 -             -          (1,330)
                                 ----------------------------------------------------------

Balance at December 31, 1999        5,000,000              500         1,330        (1,330)

Net Income for the Year Ended
   December 31, 2000                     -                 -             -               7
                                 ----------------------------------------------------------

Balance at December 31, 2000        5,000,000              500         1,330        (1,323)

Net Income for the Year Ended
   December 31, 2001                     -                 -             -              10
                                 ----------------------------------------------------------

Balance at December 31, 2001        5,000,000       $      500    $    1,330   $    (1,313)
                                 ==========================================================

   The accompanying notes are an integral part of these financial statements.

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                              From
                                             For the Year  For the Year  March 24, 1999
                                                Ended        Ended       (Inception) to
                                               December     December        December
                                               31, 2001     31, 2000        31, 2001
                                             ------------  ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net Income (Loss)                            $       10    $        7    $     (1,313)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
 Contributed Capital                                   -             -           1,330
                                             ------------  ------------  --------------
     Net cash used in operating activities            10             7              17

CASH FLOWS FROM INVESTING ACTIVITIES                   -             -               -
                                             ------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

 Proceeds from issuance of common stock                -             -             500
                                             ------------  ------------  --------------
     Net cash used in financing activities:            -             -             500

     INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                             10             7             517

     CASH AND CASH EQUIVALENTS
     AT THE BEGINNING OF YEAR                        507           500               -
                                             ------------  ------------  --------------

     CASH AND CASH EQUIVALENTS
     AT THE END OF YEAR                       $      517    $      507    $        517
                                             ============  ============  ==============

CASH PAID DURING THE YEAR FOR:
------------------------------

 Interest                                     $        -    $        -    $          -
 Income Taxes                                 $        -    $        -    $          -

   The accompanying notes are an integral part of these financial statements.

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                        Notes to the Financial Statements
                                December 31, 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business - Wellstone Acquisition Corporation (the
     "Company") was incorporated in Delaware on March 24, 1999, as Wellstone
     Acquisition Corporation for the purpose of seeking and consummating a merger or acquisition with a business entity organized as a private corporation, partnership, or sole proprietorship. At December 31, 2001, the
     Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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
     "Accounting for Income Taxes" ("Statement 109").  Under Statement 109,
     deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expensed to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under
     Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that include ths enactment date.  There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.

NOTE 2 - STOCKHOLDERS' EQUITY

     Preferred Stock  The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may determined from time to time by the
     Board of Directors.

                        Wellstone Acquisition Corporation
                          (A Development Stage Company)
                  Notes to the Financial Statements (Continued)
                                December 31, 2001

NOTE 2 - STOCKHOLDERS' EQUITY - continued

     Common Stock  The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.  The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

     The Company signed an Agreement and Plan of Reorganization (the
     "Acquisition Agreement") effective March 6, 2000, which stated that TPG would transfer 5,000,000 shares of common stock to Pet Quarters, Inc. in exchange for 130,208 shares of common stock in Pet Quarters (the
     "Acquisition"). As a result the Company became a wholly owned subsidiary of
     Pet Quarters. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(B) of the Internal Revenue Code of
     1986, as amended. For financial accounting purposes the Acquisition will be accounted for using the purchase method of accounting.

     Additional Paid In Capital  Additional paid in capital at December 31, 2001 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is currently seeking funding to raise sufficient funds to continue operations.

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

The Company's By-Laws require the number of Directors, which shall constitute the Board, shall be not fewer than one nor more than five. The Company may increase its Directorship by a vote of the Board of Directors and does not require shareholder approval; however, each Director must be elected at an annual meeting of the shareholders.

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

                                       12

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
however, upon a successful acquisition introduced by TS&B Holdings, Inc., a change of control of the Company will occur as 2/3 (3,333,333) of the Company's common stock will be transferred to TS&B Holdings Inc.

Item 13.  Certain Relationships and Related Transactions.

The President of TS&B Holdings, Michael D. Parnell is a consultant of Pet
Quarters, Inc.; however, Mr. Parnell has not received any compensation from Pet
Quarters, Inc., relating to Wellstone Acquisition Corporation.

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
          Notes to Financial Statements

          2. Financial Statement Schedules.

          None.

          3. Exhibits required by Item 601 of Regulation S-K.

          Exhibit No.       Description

             1.1            8-K filed on December 26, 2001 identifying the
                            changing of independent accountants.

                                       13

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Wellstone Acquisition Corp.
            (Registrant)

By:/s/ Steven B. Dempsey                                  February 12, 2002
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

                                 By /s/ Steven B. Dempsey
                                        Steven B. Dempsey, Chief Executive
                                           Officer, President

                                 Date: February 12, 2002

                                 By /s/ J. Gregg Rollins
                                        J. Gregg Rollins, Secretary/Treasurer

                                 Date: February 12, 2002

                                       14