Form 10QSB
period 2002-03-31
WELLSTONE ACQUISITION CORP
filed 2002-05-15
CIK 1100382

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934
                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from ________ to ________

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
                                                                  Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:  5,000,000                   .

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [ X ]

                         PART I-- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of Wellstone Acquisition Corporation at March
31, 2002 and December 31, 2001 reflect the statements of operations for the three months ended March 31, 2002 and the statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31,
2002.

                                                         March 31,       December 31
Wellstone Acquisition Corporation                          2002             2001
                                                           ----             ----
Balance Sheets

Assets:
         Cash                                            $   519         $   510
Total Assets:                                            $   519         $   510

Liabilities                                              $     0         $     0
                                                          ------          ------

Stockholder's Equity:
         Preferred Stock, $.0001 par value,
          20 million shares authorized, none
           issued and outstanding.                       $     0         $     0
         Common Stock, $.0001 par value,
         100 million shares authorized                   $   500         $   500
           5,000,000 issued and outstanding
         Additional paid in Capital                      $ 1,330         $ 1,330

         Retained Deficit                                $(1,311)        $(1,313)

         Total Stockholder's Equity                      $   519         $   517
                                                             ---             ---

Total Liabilities and Stockholder's Equity               $   519         $   517
                                                             ---             ---

Wellstone Acquisition Corporation
Statements of Operations
(Unaudited)

                                       Three Months Ended     Three Months Ended    For the period
                                           March 31,              March 31,            March 24,
                                             2002                   2001                 1999
                                                                                     (inception) to
                                          __________             __________         March 31, 2002
                                                                                    --------------

Income                                     $      0              $     0              $     0

Expenses
     Professional fees                     $      0              $     0              $   750
     Organizational expense                                                               580

Other                                                                                       3

Total Expenses                             $      0              $     0              $ 1,333

Other income:
   Interest income                         $      2              $     3              $    22

Net gain (Loss)                            $      2              $     3              $(1,311)

Net gain per common share:
Basic                                      $   0.00              $  0.00              $  0.00

                                       Three Months Ended     Three Months Ended    For the period
                                           March 31,              March 31,            March 24,
                                             2002                   2001                 1999
                                                                                     (inception) to
                                          __________             __________         March 31, 2002
                                                                                    --------------

Wellstone Acquisition Corporation
Statement of Cash Flows

(Unaudited)

Cash Flows from Operating Activities:

Net gain (loss)                             $     2              $     3              $(1,311)
Contributed   capital
                                            _______              _______              $ 1,330

    Net cash used in operating activities         2                    3                   19

Cash Flows from Investing Activities        $     0              $     0              $     0

Cash Flows from Financing Activities        $     0              $     0              $   500

Net increase in cash                        $     2              $     3              $   519

Cash - Beginning of Period                  $   517              $   507              $     0

Cash - End of Period                        $   519              $   510              $   519

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Operations:

Wellstone Acquisition Corporation (Wellstone) was incorporated in Delaware on
March 24, 1999 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since its inception on March 24, 1999 and has no operations to date other than issuing shares to its original shareholder. On March 6, 2000
Pet Quarters, Inc. purchased all the outstanding shares of Wellstone. At this time, Wellstone has no business operations. Wellstone's fiscal year end is
December 31. On November 27, 2001 Wellstone Acquisition retained the services of
TSB Holdings, Inc. for the purpose of locating potential acquisitions as the
Company's primary objective is to be utilized as a vehicle for acquisitions and/or mergers.

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements included herein have been prepared on a basis consistent with prior periods reported financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

Note 2. AVERAGE SHARES OUTSTANDING

Wellstone is authorized to issue 100,000,000 common shares. Wellstone had
5,000,000 common shares outstanding as of March 31, 2002. The shares outstanding have not changed from the prior period. Pursuant to an agreement dated as of
March 6, 2000, Pet Quarters, Inc. purchased 100% of Wellstone from TPG Capital
Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. On March 27, 2002 Pet Quarters, Inc., issued 3,333,333 common shares to TS&B Holdings as compensation pursuant to a consulting agreement dated
March 21, 2002. Common shares outstanding did not change after the transfer of stock to TS&B Holdings, Inc., from Pet Quarters, Inc. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding.

Note 3. STOCK-BASED COMPENSATION

Wellstone does not have a Stock-Based Compensation plan as of March 31, 2002 and has not issued any shares since its purchase from Pet Quarters, Inc.

Note 4. ACQUISITION

The Company has from time to time, considered acquiring additional corporations through mergers for either cash or securities, or both. On March 21, 2002,
Wellstone signed a definitive agreement for the purchase of Media Max, Inc., a privately held company in the advertising placement and media analyst services business. Media Max, Inc., was purchased for 500,000 shares of Wellstone common stock. The shares will be issued at closing and will increase the shares outstanding of Wellstone common shares. Wellstone anticipates additional privately held companies will be merged into Wellstone and may be purchased through a combination of common stock, notes payable and cash.

Item 2. Management's Discussion and Analysis

The Company has had no operations to date. Pursuant to a consulting agreement with TS&B Holding, Inc., dated November 27, 2001, Pet Quarters, Inc., was authorized to issued 2/3 of the 5,000,000 shares outstanding (3,333,333) to
TS&B Holdings, Inc., upon the closing of the first transaction brought to
Wellstone. On March 15, 2002 an amendment to the TS&B Holdings, Inc.
consulting agreement authorized the transfer of 2/3 of the outstanding shares of
Wellstone (3,333,333) to TS&B Holdings, Inc. upon the signing of the definitive agreement with Media Max, Inc.

On March 21, 2002, a definitive acquisition agreement was signed with Media Max, an S Corporation, for its purchase. The Company will issue 500,000 shares of its common stock and 250,000 shares to the principal owner of Media Max in an employment contract at closing. The acquisition is anticipated to close in May after three years audited financial statements have been completed.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no litigation currently or pending by or against the Company.

Item 2. Market for Registrant's Common Equity and Related Stockholder Matters.

The Company is authorized to issue 100,000,000 shares of Common Stock, $.0001 par value of which 5,000,000 shares were outstanding as of March 31, 2002, and
20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of March 31, 2002.

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

HOLDERS

There are two holders of the Company's common stock, Pet Quarters, Inc., and
TS& Holdings, Incorporated.

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

Statement of Income Data
         Revenue from Operations                            $0
         Other income                                       $2
         Expenses                                           $0
         Net gain                                           $2
         Net income per share                               $0

Balance Sheet Data
         Total Assets                                    $ 519
         Total Liabilities                                  $0

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

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WELLSTONE ACQUISITION CORP.
                                                (Registrant)

Date   May 14, 2002                                /s/ Steve Dempsey
     ----------------------                     ---------------------
                                                Steve Dempsey, President

Date   May 14, 2002                                /s/ Gregg Rollins
     ----------------------                     --------------------
                                                Gregg Rollins, Secretary