Form 10QSB
period 2002-06-30
EMERGING MARKETS CORP
filed 2002-08-15
CIK 1100382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)
      [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from ________ to ________

                        Commission file number: 000-28527

                          EMERGING MARKETS CORP.
                       f/k/a WELLSTONE ACQUISITION CORP.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                   52-222-01502
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

                   121 Springwind Way, Castleberry, FL 32702
                    (Address of principal executive offices)

                                 (407) 620-1063
                           (Issuer's telephone number)

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

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of Wellstone Acquisition Corporation,(now known as Emerging Markets Corp., pursuant to a reverse merger executed in August of
2002) of December 31, 2001 reflect the statements of operations for the three months ended June 30, 2002 and the statements of cash flows for the three months ended June 30, 2002 and 2001, have been prepared by our management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

Emerging Markets Corp. f/k/a                 June 30,            December 31,
Wellstone Acquisition Corporation              2002                  2001
Balance Sheets
Assets:
   Cash                                      $     0               $   510
Total Assets:                                $     0               $   510
   Liabilities                               $     0               $     0
                                             -------               -------
Stockholder's Equity:
     Preferred Stock, $.0001 par value,
     20 million shares authorized, none
       issued and outstanding.               $     0               $     0
     Common Stock, $.0001 par value,
       100 million shares authorized         $   500               $   500
     5,000,000 issued and outstanding
       Additional paid in Capital            $ 1,330               $ 1,330


     Retained Deficit                        $(1,830)              $(1,313)
       Total Stockholder's Equity            $     0               $   517
                                             -------               -------
Total Liabilities and Stockholder's Equity   $     0               $   517
                                             -------               -------

                          Emerging Markets Corp. f/k/a
                       Wellstone Acquisition Corporation
                            Statements of Operations
                                  (Unaudited)

                                    Six Months Ended
                                     For the period
                                        June 30,
                                         2002                 Six Months Ended
                                    (inception) to         June 30,    March 24,
                                     June 30, 2002           2001        1999
                                    --------------         --------   ----------
Income                                   $      0          $     0     $     0
Expenses
   Professional fees                     $    520          $     0     $ 1,270
     Organizational expense                     -                -         580
Other                                           -                -           3
Total Expenses                           $      0          $     3     $ 1,853
Other income:
   Interest income                       $      3          $     3     $    23
Net gain (Loss)                          $   (517)         $     0     $(1,830)
Net gain per common share:
Basic                                    $   0.00          $  0.00     $  0.00

                          Emerging Markets Corp. f/k/a
                       Wellstone Acquisition Corporation
                            Statement of Cash Flows
                                  (Unaudited)

                                      Three Months Ended
                                       For the period
                                          March 24,
                                            1999             Three Months Ended
                                        (inception) to      June 30,    June 30,
                                        June 30, 2002        2002        2001
                                        --------------      ---------  ---------
Cash Flows from Operating Activities:
Net gain (loss)                           $  (517)         $     0     $(1,830)
Contributed   capital                           0                0     $ 1,330
    Net cash used in operating activities     517                0        (500)


Cash Flows from Investing Activities      $     0           $     0    $     0
Cash Flows from Financing Activities      $     0           $     0    $   500
Net increase in cash                      $  (517)          $     0    $     0
Cash - Beginning of Period                $   517           $   507    $     0
Cash - End of Period                      $     0           $   507    $     0

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

On or about August 2, 2002, a Stock Purchase Agreement (the "Stock Purchase Agreement"), was executed and thereafter, closed in escrow approximately one week later. In said transaction, Wellstone Acquisition Corporation sold 84% of its common stock to Emerging Markets Corporation in exchange for all of the common stock of Wellstone Acquisition Corporation.

The acquisition of Emerging Markets Corporation pursuant to the provisions of the Stock Purchase Agreement concurrent with the resignation and election of a new Board of Directors may be deemed a change in control of the Registrant.

On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Elangaz Corporation in exchange for two million shares of the Registrant. Elangaz is a company organized under the laws of the Republic of Moldova and is an importer and supplier of propane and butane gas in Northern Moldova.

On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Millagro Corporation in exchange for three million shares of the Registrant. Millagro is a company organized under the laws of the Republic of Moldova and is a developer of high quality farm products and also produces seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

Basis of Presentation

In the opinion of management, the unaudited consolidated financial statements included herein have been prepared on a basis consistent with prior periods reported financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein.

Note 2.  AVERAGE SHARES OUTSTANDING

         Wellstone is authorized to issue 100,000,000 common shares. Wellstone had 5,000,000 common shares outstanding as of June 30, 2002. The shares outstanding have not changed from the prior period. Pursuant to an agreement dated as of March 6, 2000, Pet Quarters, Inc. purchased 100% of Wellstone from TPG Capital Corporation. After the acquisition Wellstone had 5,000,000 shares of common stock outstanding. On March 27, 2002 Pet Quarters, Inc., issued 3,333,333 common shares to TS&B Holdings as compensation pursuant to a consulting agreement dated March 21, 2002. Common shares outstanding did not change after the transfer of stock to TS&B Holdings, Inc., from Pet Quarters, Inc. Wellstone is authorized to issue 20,000,000 shares of preferred stock, but none are outstanding. These transactions are no longer relevant in light of the company's acquisition.

Note 3.  STOCK-BASED COMPENSATION

         Wellstone does not have a Stock-Based Compensation plan as of June 30, 2002 and has not issued any shares since its purchase from Pet Quarters, Inc.

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

         On or about August 2, 2002, a Stock Purchase Agreement (the "Stock Purchase Agreement"), was executed and thereafter, closed in escrow approximately one week later. In said transaction, Wellstone Acquisition Corporation sold 84% of its common stock to Emerging Markets Corporation in exchange for all of the common stock of Wellstone Acquisition Corporation.

         The acquisition of Emerging Markets Corporation pursuant to the provisions of the Stock Purchase Agreement concurrent with the resignation and election of a new Board of Directors may be deemed a change in control of the Registrant.

         On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Elangaz Corporation in exchange for two million shares of the Registrant. Elangaz is a company organized under the laws of the Republic of Moldova and is an importer and supplier of propane and butane gas in Northern Moldova.

         On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Millagro Corporation in exchange for three million shares of the Registrant. Millagro is a company organized under the laws of the Republic of Moldova and is a developer of high quality farm products and also produces seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

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

         On March 21, 2002, a definitive acquisition agreement was signed with Media Max, an S Corporation, for its purchase. The Company will issue 500,000 shares of its common stock and 250,000 shares to the principal owner of Media Max in an employment contract at closing. The acquisition was anticipated to close in May after three years audited financial statements had been completed, however, the transaction never closed and is not anticipated to ever close.

         On or about August 2, 2002, a Stock Purchase Agreement (the "Stock Purchase Agreement"), was executed and thereafter, closed in escrow approximately one week later. In said transaction, Wellstone Acquisition Corporation sold 84% of its common stock to Emerging Markets Corporation in exchange for all of the common stock of Wellstone Acquisition Corporation.

         The acquisition of Emerging Markets Corporation pursuant to the provisions of the Stock Purchase Agreement concurrent with the resignation and election of a new Board of Directors may be deemed a change in control of the Registrant.

         On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Elangaz Corporation in exchange for two million shares of the Registrant. Elangaz is a company organized under the laws of the Republic of Moldova and is an importer and supplier of propane and butane gas in Northern Moldova.

         On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Millagro Corporation in exchange for three million shares of the Registrant. Millagro is a company organized under the laws of the Republic of Moldova and is a developer of high quality farm products and also produces seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There is no litigation currently or pending by or against the Company.

Item 2.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company is authorized to issue 100,000,000 shares of Common Stock, $.0001 par value of which 5,000,000 shares were outstanding as of June 30, 2002, and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of June 30, 2002.

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

HOLDERS

         There are two holders of the Company's common stock, Pet Quarters, Inc., and TS&B Holdings, Incorporated, as of June 30, 2002.

DIVIDEND POLICY

         The Company has not previously paid cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

         During the past three years, the Company has sold securities, which were not registered as follows:

Date                Name                       Number of Shares  Consideration
-------------       ----                       ----------------  -------------
March 25, 1999      TPG Capital Corporation       5,000,000           $500
March 6, 2000       Pet Quarters, Inc             5,000,000           $500

Item 3.  Selected Financial Data.

     The selected financial data presented below should be read in conjunction with the Company's financial statements and the related notes thereto.

Statement of Income Data
         Revenue from Operations                          $   0
         Other income                                     $   0
         Expenses                                         $ 517
         Net gain                                         $(517)
         Net income per share                             $   0
Balance Sheet Data
         Total Assets                                     $   0
         Total Liabilities                                $   0

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

        See 8K filed simultaneous with this report.

                                                     SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EMERGING MARKETS CORP.
                                              f/k/a WELLSTONE ACQUISITION CORP.
                                                    (Registrant)

Date   Aug. 15, 2002                             /s/ Octavian Chiriac
     ----------------------                     ---------------------
                                                  President

Date   Aug. 15, 2002                             /s/ Anataol Tripadus
     ----------------------                     --------------------
                                                  Secretary