Form 10QSB
period 2002-09-30
EMERGING MARKETS CORP
filed 2002-11-20
CIK 1100382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)
      [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,190,000

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying balance sheets of Emerging Markets Corp., reflecting the statements of operations for the period ended September 30, 2002 and December, 2001 and the income statement and statement of cash flows for the period ended September 30, 2002 and December, 2001 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentations of such data. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                          EMERGING MARKETS CORP. F/K/A
                        WELLSTONE ACQUISITION CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                           September 30,    December 31,
                                                                2002            2001
                                                           --------------   ------------
CURRENT ASSETS
  Cash and bank balances                                     $      249     $      870
  Trade receivables                                             416,950        679,887
  Inventories                                                   198,761        985,194
  Refundable taxes and tax deposits                              82,127         73,879
  Employee and other receivables                                     16         10,537
  Related party receivables                                      56,231             --
  Other Current Assets                                           39,626             --
                                                             ----------     ----------

TOTAL CURRENT ASSETS                                            793,960      1,750,367

PROPERTY, PLANT, AND EQUIPMENT, net                           1,836,947      1,346,314
                                                             ----------     ----------

TOTAL ASSETS                                                 $2,630,907     $3,096,681
                                                             ==========     ==========



                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                          $  451,335     $  683,338
   Short-term debt                                            1,291,936      1,265,000
   Capital lease obligation                                      15,188        254,032
   Payables to related party                                    204,245             --
   Accrued and other liabilities                                114,287        586,927
                                                             ----------     ----------

TOTAL CURRENT LIABILITIES                                     2,076,991      2,789,297


TOTAL LIABILITIES                                             2,076,991      2,789,297
MINORITY INTEREST                                                    --        203,020
MEMBERS' EQUITY                                                 553,916        104,364
                                                             ----------     ----------


TOTAL LIABILITIES AND MEMBERS' EQUITY                        $2,630,907     $3,096,681
                                                             ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          EMERGING MARKETS CORP. F/K/A
                        WELLSTONE ACQUISITION CORPORATION
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                  Nine Months Ended
                                                    September 30,
                                              -------------------------
                                                 2002           2001
                                              ---------      ----------

SALES                                         $ 992,550      $ 1,425,513
COST OF SALES                                   910,107        1,383,730
                                              ---------      ----------
GROSS PROFIT                                     82,443           41,783
SELLING AND MARKETING EXPENSES                    2,713           17,943
GENERAL AND ADMINISTRATIVE EXPENSES              49,724           37,193
OTHER OPERATING (INCOME) LOSS                    (6,961)         (18,520)
OTHER OPERATIONAL EXPENSES                       97,451          216,446
                                              ---------      ----------

INCOME FROM OPERATIONS                          (60,484)        (211,279)
OTHER (INCOME) LOSS
  Net gain (loss) on sale of fixed assets        13,396           46,964
                                              ---------      ----------
NET INCOME                                      (47,088)        (164,315)

OTHER COMPREHENSIVE LOSS
  Foreign currency translation                   (2,338)          (5,001)
                                              ---------      ----------
COMPREHENSIVE LOSS                            $ (49,426)     $ (169,316)
                                              =========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          EMERGING MARKETS CORP. F/K/A
                        WELLSTONE ACQUISITION CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                                   September 30,
                                                            --------------------------
                                                              2002            2001
                                                            ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Inflow from sales                                           $ 436,208      $   733,276
Payments to suppliers and contractors                        (228,752)        (805,753)
Payments to employees and social insurance contribution        (4,962)         (77,494)
Interest payments                                             (94,119)        (174,163)
Income tax payments                                           (25,924)          (2,302)
Other cash inflows                                                199        1,586,834
Other cash payments                                          (156,720)      (1,475,155)
Net cash flows from operating activities                      (74,070)        (214,757)
                                                            ---------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows from investing activity                             --               --
                                                            ---------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Loans taken                                                    73,529          538,514
Payments of debt                                                   --         (333,281)
Dividends paid                                                     --               --
Net cash flows from financing activity                         73,529          205,233
                                                            ---------      -----------
TOTAL CASH FLOW, NET                                             (541)          (9,524)
                                                            ---------      -----------
Favorable (unfavorable) exchange rate differences                  72           (4,180)
Cash and bank balances, at beginning of period                    718           14,398
Cash and bank balances, at end of period                    $     249      $       694
                                                            =========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

Note 1.  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SALES

The decrease in sales is explained by the fact that the harvest of year 2001, and respectively the sales of all the agricultural products, was 1 (one) month earlier compared to the year 2002. In addition, the price decrease for all the products grown and sold by Millagro in both foreign and local markets decreased substantially.

COST OF SALES

The decrease in cost of sales is due to sales decrease of the period as of September 30, 2002 compared to the year 2001.

SELLING AND MARKETING EXPENSES

In the period ending September 30, 2002, exports of our products decreased and respectively customs duties were minimized.

GENERAL AND ADMINISTRATIVE EXPENSES

The period as of September 30, 2002 includes audit expenses.

OTHER OPERATIONAL EXPENSES

The decrease is due to reimbursement of loans and an interest rate decrease in the period ending September 30, 2002.

Organization and Business Operations:

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

On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Millagro Corporation in exchange for 4,200,000 shares of the Registrant. Millagro is a company organized under the laws of the Republic of Moldova and is a developer of high quality farm products and also produces seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

On or about September 15, 2002 Emerging Markets Corporation and Elangaz entered into an addendum to the Stock Purchase Agreement rescinding the transaction whereby Emerging Markets Corporation acquired all of the common stock of Elangaz. The transaction was rescinded as the necessary financial information was not timely available for Elangaz.

         AVERAGE SHARES OUTSTANDING

         Emerging Markets Corp. is authorized to issue 100,000,000 common shares. Emerging Markets Corp. had 5,000,000 common shares outstanding as of June 30, 2002. As of October 8, 2002, the company had 8,190,000 shares outstanding. The shares were issued in consideration for the acquisition of Millagro and the merger between Wellstone and Emerging Markets Corporation.

         STOCK-BASED COMPENSATION

         Emerging Markets Corporation does not have an effective Stock-Based Compensation plan as of November 15, 2002

         ACQUISITIONS

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

         On or about August 7, 2002, Emerging Markets Corporation entered into a Stock Purchase Agreement whereby Emerging Markets Corporation acquired all of the common stock of Millagro Corporation in exchange for 4,200,000 shares of the Registrant. Millagro is a company organized under the laws of the Republic of Moldova and is a developer of high quality farm products and also produces seeds of all types for Moldova's farming community as well as customers throughout Eastern Europe.

Item 2.  Management's Discussion and Analysis

Emerging markets Corporation was formed for the purpose of acquiring companies in China, Eastern Europe and other emerging markets. The company seeks to identify and acquire undervalued opportunities for development and capitalization. The focus in each acquisition is on building sales, acquiring assets and positioning each subsidiary for sales to, or joint venture with key market leaders. On or about August 7, 2002, Emerging Markets corporation completed its first acquisition of Millagro Corporation. Emerging Markets Corporation intends on completing several other acquisitions in the future.

BUSINESS

Millagro is a leader in developing high-quality competitively-priced farm products and in supplying such products to growers. Millagro provides livestock farmers with well-balanced nutritional feeds and produces seeds of all types for the Republic of Moldova's farming community as well as customers throughout Eastern Europe. Millagro has produced wheat flour and other derivative products from grain, for more than 7 years. During this time the company has been selling more than 10,000 tons per year of products from wheat grain, barley, soy, pea etc. Millagro has long-term agreements with both local and foreign companies to whom it sells all of its products. Millagro also produces biscuits and bakery products from its own flour supply which exceeds 300 tons per year. Millagro is currently in the process of negotiating contracts for leases of new land. Millagro anticipates on leasing 8,000,000 acres of land with a term of no less than 10 years. The land will be utilized for soy production, which is expected to yield 40,000 tons of soy.


ONE-YEAR PLAN OF OPERATION

During year 2003 the Company plans to produce and sell the following quantity of products:

                                                 Tons
     1  Wheat Flour Production                  90,000
     2  Bran production                          3,000
     3  Mixed fodder production                  5,000
     4  Goats production                         2,000
     5  Pea production                           2,000
     6  Sun-flower production                    1,000
     7  Barley production                          500
     8  Wheat Grain (for seeds)                    500
     9  Sugar Beat (for seeds)                      50
    10  Corn production                          2,000
    11  Corn (for seeds)                           500
    12  Fruits &Vegetables                     unknown
    13  Sugar Beats                             10,000
    14  Bakery products                        Unknown


The Sales of the products listed above is expected to generate revenues of up to $3,500,000. Approximately 60% of the products will be exported to Romania. Approximately 40% of the products are sold in the local market.

Within the next 12 months Millagro intends on building a can factory which will require additional funding. The approximate cost of the can factory is estimated at approximately $1,500,000. The products which will be produced by the can factory include: cans containing meat with goats porridge which will be sold mainly in Russia, Ukraine, Byelorussia and the local market. It is anticipated that the funds needed to build the factory will be paid back in 6 to 7 years. The factory will employ 40 - 50 new workers.

The table below represents the cash flow for the next 12 months. The input represents the cost of sales of the above stated products, the output equals cash requirements, by month, for the that year. In December 2003 Millagro intends on repaying the $400,000 loan. By the end of the year 2003, the company expects to maintain cash flow of $800,000.00


                   Cash Flow for the next 12 months, USD
                   Input             output        loan reimbursement    Balance
January           102,900            71 430
February          107,150            71 430
March             107,150            71 430
April             178,600           142 900
May               178,600           142 900
June              178,600           107 200
July              178,600           214 300
August            178,600           214 300
September         357,150           321 450
October           642,900           357 150
November          714,300           285 750
December          529,300           285 750               400,000

              $ 3,453,850       $ 2,285,990          $    400,000      $ 767,860

LIQUIDITY

As Millagro's business is focused on a broad spectrum of both flour production and various agricultural products, the company maintains strong liquidity. There may be uncertainties with respect to liquidity such as economic or political instability and changes in private property ownership.


UNCERTAINTIES

The main uncertainty that may have a material impact on the net sales of the company is an unpredictable large harvest of grain crops, which can cause a decrease in prices for flour and other agricultural products. The company revenues are seasonal where the largest expenses for production of agricultural products are in the first 9 months, and the greatest cash flow is during the last 3 months of a year (when most of the products are sold).

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There is no litigation currently or pending by or against the Company.

Item 2.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company is authorized to issue 100,000,000 shares of Common Stock, $.0001 par value of which 8,190,000 shares were outstanding as of November 15, 2002 and 20,000,000 shares of Preferred Stock, $.0001 par value, of which no shares were outstanding as of November 15, 2002.

         The common stock of the Company is not currently traded on any exchange and no established trading market for the Company's common stock currently exists. However, the Company has filed a form 15c-211 with the NASD to trade on the Bulletin Board Stock Market.

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

RECENT SALES OF UNREGISTERED SECURITIES.

     None

Item 3.  Selected Financial Data.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information:

     None.

Item 6. Exhibits and Reports

     None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EMERGING MARKETS CORP.
                                              f/k/a WELLSTONE ACQUISITION CORP.
                                                    (Registrant)

Date   November 20, 2002                      /s/ Octavian Chiriac
------------------------                     ---------------------
                                                  President