Form 10QSB
period 2002-01-31
EMERGING MARKETS CORP
filed 2003-03-14
CIK 1100382

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)
      [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 15, 2003

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

         On or about March 14, 2003 Wellstone Aquisition Corporation and Emerging Markets Corporation rescinded the Stock Purchase Agreement between Wellstone Acquisition and Emerging Markets Corporation. Emerging Markets Corporation is in the process of returning all the stock issued pursuant to the stock purchase agreement.

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

     None

Item 3.  Selected Financial Data.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information:

         As Wellstone Acquisition Corporation and Emerging Markets Corporation have rescinded the Stock Purchase Agreement as of March 14, 2003, the current financials and other information of the Reporting Company should reflect those of Wellstone Acquisition Corporation in its Quarterly Report filed on May 15, 2002.

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

                                                 EMERGING MARKETS CORP.
                                              f/k/a WELLSTONE ACQUISITION CORP.
                                                    (Registrant)

Date   March 14, 2003                      /s/ Octavian Chiriac
------------------------                     ---------------------
                                                  President